Form 10QSB
period 2000-03-31
CAPSTRA CAPITAL CORP
filed 2000-09-18
CIK 1100679

CAPSTRA CAPTIAL CORP. 10QSB - Quarterly Report            Date Filed: 09/15/2000
--------------------------------------------------------------------------------



      10QSB
          1


                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-QSB
(Mark One)

[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 March 31, 2000
   OR

[  ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                           For the transition period from
                                         to


                           Commission file number 0-28419

                                Capstra Capital Corp.
              (Exact name of registrant as specified in its charter)



     Washington                                          91-0974871
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


                2160-650 West Georgia St., Vancouver, B.C. Canada V6B YN7 (Address of principal executive offices (zip code))

                              604 687-1919
           (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X        No


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


             Class                        Outstanding at March 31, 2000

Common Stock, non-par value                     5,000,000


                         PART I -- FINANCIAL INFORMATION


                           ITEM 1.  FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                                                                          Page 1

CAPSTRA CAPTIAL CORP. 10QSB - Quarterly Report            Date Filed: 09/15/2000
--------------------------------------------------------------------------------

                              CAPSTRA CAPTIAL CORP.
                           (A Washington Corporation)
                          (A development stage company)
                                  Balance Sheet
                                  (U.S. DOLLARS)

                                       6 months ended          Fiscal year ended
                                          March 31,                August 31
                                            2000                      1999
                                          (Unaudited)


Assets

Incorporation costs                      $       1,000           $        1,000
--------------------------------------------------------------------------------
Total Assets                             $       1,000           $        1,000
================================================================================





Liabilities
Current liabilities
     Accounts payable                    $      2,199            $        2,000
     ---------------------------------------------------------------------------

Total Liabilities                               2,199                     2,000
     ---------------------------------------------------------------------------

Shareholders' equity (deficit)

Share Capital
Authorized:
5,000,000,000 common shares with no
  par value
Issued and outstanding
5,000,000 common shares with no par
  value at March 31, 2000 and 10,000
  at September 30, 1999                         1,000                     1,000
--------------------------------------------------------------------------------

                                                1,000                     1,000

Accumulated Deficit                            (2,199)                   (2,000)
--------------------------------------------------------------------------------

                                               (1,199)                   (1,000)
--------------------------------------------------------------------------------


                                         $      1,000            $        1,000
================================================================================

CONTINUING OPERATIONS (NOTE 1)

--------------------------------------------------------------------------------
                                                                          Page 2

CAPSTRA CAPTIAL CORP. 10QSB - Quarterly Report            Date Filed: 09/15/2000
--------------------------------------------------------------------------------

                              CAPSTRA CAPTIAL CORP.
                           (A Washington Corporation)
                          (A development stage company)
                                Statement of Loss
                                  (U.S. DOLLARS)
                                   (Unaudited)


                       3 months        6 months        3 months        6 months
                        ended           ended           ended           ended
                      December 31,     March 31,     December 31,      March 31,
                         1999            2000            1998            1999


Expenses
    Legal             $     -         $       199      $     -       $     -
    Interest and
     bank charges           -                -               -             -
     Filing fees            -                -               -             -
     ---------------------------------------------------------------------------

Net earnings (loss)
for the period        $     -         $       199      $     -       $     -
================================================================================

Basic and diluted
loss per share        $     -         $  (0.00004)     $     -       $     -
--------------------------------------------------------------------------------

Weighted average
shares Outstanding     5,000,000       5,000,000           10,000        10,000
--------------------------------------------------------------------------------





--------------------------------------------------------------------------------
                                                                          Page 3

CAPSTRA CAPTIAL CORP. 10QSB - Quarterly Report            Date Filed: 09/15/2000
--------------------------------------------------------------------------------

                              CAPSTRA CAPTIAL CORP.
                           (A Washington Corporation)
                          (A development stage company)
                             Statement of Cash Flow
                                 (U.S. DOLLARS)
                                   (Unaudited)


                       3 months        6 months        3 months        6 months
                        ended           ended           ended           ended
                      December 31,     March 31,     December 31,      March 31,
                         1999            2000            1998            1999

Cash provided by (used in)

Operations
    Net Loss
     for period       $     -         $      (199)     $     -       $     -
    ----------------------------------------------------------------------------
                            -                (199)           -             -

    Net change in
     non-cash
     working capital
     balances

    Accounts payable        -                 199             -            -
    Accrued interest        -                -                -            -
    Convertible
     Debenture              -                -                -            -
    ----------------------------------------------------------------------------

    Net cash
     used in
     operating
     activities             -                -                -            -
    ----------------------------------------------------------------------------

Financing
    Issuance of
     capital stock          -                -                -            -
    ----------------------------------------------------------------------------

     Net cash
     --------
     generated
     ---------
     by financing
     ------------
     activities             -                -                -            -
    ----------------------------------------------------------------------------

Change in cash
for period                  -                -                -            -

Cash, beginning
of period                   -                -                -            -
--------------------------------------------------------------------------------

Cash, end of
period                $     -         $      -         $     -       $     -
================================================================================


--------------------------------------------------------------------------------
                                                                          Page 4

CAPSTRA CAPTIAL CORP. 10QSB - Quarterly Report            Date Filed: 09/15/2000
--------------------------------------------------------------------------------

                              CAPSTRA CAPITAL CORP.
                      (formerly Strand Capital Corporation)
                           (A Washington Corporation)
                          (A development stage company)

                          Notes to Financial Statements
                           Period ended March 31, 2000
                                 (U.S. DOLLARS)


1.   Continuing operations

     Capstra Capital Corp. was incorporated on April 4, 1995 in the state of
     Washington, U.S.A.   The Company changed its name from Strand Capital Corp.
     on December 3, 1999.

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

--------------------------------------------------------------------------------
                                                                          Page 5

CAPSTRA CAPTIAL CORP. 10QSB - Quarterly Report            Date Filed: 09/15/2000
--------------------------------------------------------------------------------

     c.  Cash and cash equivalents

         Cash and cash equivalents consist of cash on hand, deposits in banks and highly liquid investments with an original maturity of three months or less.


3.  Share Capital

    On October 21, 1999, the Company amended its certificate of incorporation by increasing its authorized capital stock to 5,000,000,000 shares of non-par value voting common stock. Also, the Company converted and split the common stock into five hundred shares with the result being that the Company has 5,000,000 shares of issued and outstanding stock.

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


--------------------------------------------------------------------------------
                                                                          Page 6

CAPSTRA CAPTIAL CORP. 10QSB - Quarterly Report            Date Filed: 09/15/2000
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company has registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB. As a reporting company under the Exchange Act, the Company may register additional securities on Form S-8 (provided that it is then in compliance with the reporting requirements of the Exchange Act) and on Form S-3 (provided that is has during the prior 12 month period timely filed all reports required under the Exchange Act).

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

     A private company which may be interested in a business combination with the Company may include

     (1) a company for which a primary purpose of becoming a reporting company is the use of its securities for the acquisition of assets or businesses;
     (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;
     (3) a company which wishes to become a reporting company with less dilution of its common stock than would occur normally upon an underwriting;
     (4) a company which believes that it will be able obtain investment capital on more favorable terms after it has become a reporting company;

--------------------------------------------------------------------------------
                                                                          Page 7

CAPSTRA CAPTIAL CORP. 10QSB - Quarterly Report            Date Filed: 09/15/2000
--------------------------------------------------------------------------------


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

--------------------------------------------------------------------------------
                                                                          Page 8

CAPSTRA CAPTIAL CORP. 10QSB - Quarterly Report            Date Filed: 09/15/2000
--------------------------------------------------------------------------------

                       PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.  CHANGES IN SECURITIES

On October 21, 1999, the company amended it certificate of incorporation by increasing its authorized capital stock to 5,000,000,000 shares of non- par value common stock.

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

                                  CAPSTRA CAPITAL, CORP.



                                  By:      /s/ John MacKay
                                           John MacKay, President

Dated:  September 15, 2000


--------------------------------------------------------------------------------
                                                                          Page 9