Form 10QSB
period 2000-06-30
CAPSTRA CAPITAL CORP
filed 2000-09-20
CIK 1100679

CAPSTRA CAPTIAL CORP. - 10QSB - Quarterly Report          Date Filed: 09/20/2000
--------------------------------------------------------------------------------

      10QSB
          1


                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB
(Mark One)

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended
                              June 30, 2000
   OR

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

Yes  X        No


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


             Class                        Outstanding at June 30, 2000

Common Stock, non-par value                     5,000,000


                      PART I -- FINANCIAL INFORMATION

--------------------------------------------------------------------------------
                                                                          Page 1

CAPSTRA CAPTIAL CORP. - 10QSB - Quarterly Report          Date Filed: 09/20/2000
--------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                              CAPSTRA CAPTIAL CORP.
                           (A Washington Corporation)
                          (A development stage company)
                                  Balance Sheet
                                  (U.S. DOLLARS)

                                       9 months ended          Fiscal year ended
                                         June 30,                  August 31,
                                           2000                       1999
(Unaudited)


Assets

Incorporation costs                     $       1,000             $       1,000
--------------------------------------------------------------------------------
Total Assets                            $       1,000             $       1,000
================================================================================



Liabilities
Current liabilities
     Accounts payable                   $       2,379             $       2,000
--------------------------------------------------------------------------------

Total Liabilities                               2,379                     2,000
--------------------------------------------------------------------------------

Shareholders' equity (deficit)

Share Capital
Authorized:
5,000,000,000 common shares with
  no par value
Issued and outstanding
5,000,000 common shares with no
  par value at June 30, 2000 and
  10,000 at September 30, 1999                  1,000                     1,000
--------------------------------------------------------------------------------

                                                1,000                     1,000

Accumulated Deficit                            (2,379)                   (2,000)
--------------------------------------------------------------------------------

                                               (1,379)                   (1,000)
--------------------------------------------------------------------------------


                                        $       1,000             $       1,000
================================================================================

CONTINUING OPERATIONS (NOTE 1)


--------------------------------------------------------------------------------
                                                                          Page 2

CAPSTRA CAPTIAL CORP. - 10QSB - Quarterly Report          Date Filed: 09/20/2000
--------------------------------------------------------------------------------

                              CAPSTRA CAPTIAL CORP.
                           (A Washington Corporation)
                          (A development stage company)
                                Statement of Loss
                                  (U.S. DOLLARS)
                                   (Unaudited)


                       6 months        9 months        6 months        9 months
                        ended           ended           ended           ended
                       March 31,       June 30,        March 31,       June 30,
                         1999            2000            1998            1999


Expenses
    Legal             $      199      $       379      $     -       $     -
    Interest and
     bank charges           -                -               -             -
    Filing fees             -                -               -             -
--------------------------------------------------------------------------------

Net earnings (loss)
for the period        $     (199)     $      (379)     $     -       $     -
================================================================================

Basic and diluted
loss per share        $ (0.00004)     $  (0.00008)     $     -       $     -
--------------------------------------------------------------------------------


Weighted average
shares Outstanding     5,000,000        5,000,000          10,000        10,000
--------------------------------------------------------------------------------






--------------------------------------------------------------------------------
                                                                          Page 3

CAPSTRA CAPTIAL CORP. - 10QSB - Quarterly Report          Date Filed: 09/20/2000
--------------------------------------------------------------------------------

                              CAPSTRA CAPTIAL CORP.
                           (A Washington Corporation)
                          (A development stage company)
                             Statement of Cash Flow
                                 (U.S. DOLLARS)
                                   (Unaudited)



                       6 months        9 months        6 months        9 months
                        ended           ended           ended           ended
                       March 31,       June 30,        March 31,       June 30,
                         1999            2000            1998            1999


Cash provided by
(used in)

Operations
     Net Loss
      for period      $     (199)     $      (379)     $     -       $     -
--------------------------------------------------------------------------------
                            (199)            (379)           -             -
     Net change in
      non-cash
      working
      capital
      balances

     Accounts
      payable                199              379            -             -
     Accrued
      interest              -                -               -             -
     Convertible
      Debenture             -                -               -             -
--------------------------------------------------------------------------------

     Net cash
      used in
      operating
      activities            -                -               -             -

Financing
     Issuance of
      capital stock         -                -               -             -
--------------------------------------------------------------------------------

     Net cash
     --------
     generated
     ---------
     by financing
     ------------
     activities                       -                          -
--------------------------------------------------------------------------------

Change in cash
 for period                 -                -               -             -

Cash, beginning
 of period                  -                -               -             -
--------------------------------------------------------------------------------

Cash, end of
 period               $     -         $      -         $     -       $     -
================================================================================




--------------------------------------------------------------------------------
                                                                          Page 4

CAPSTRA CAPTIAL CORP. - 10QSB - Quarterly Report          Date Filed: 09/20/2000
--------------------------------------------------------------------------------

                              CAPSTRA CAPITAL CORP.
                      (formerly Strand Capital Corporation)
                           (A Washington Corporation)
                          (A development stage company)

                          Notes to Financial Statements
                           Period ended June 30, 2000
                                 (U.S. DOLLARS)




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


--------------------------------------------------------------------------------
                                                                          Page 5

CAPSTRA CAPTIAL CORP. - 10QSB - Quarterly Report          Date Filed: 09/20/2000
--------------------------------------------------------------------------------

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

4.   Income taxes

     The Company has net operating losses, which may give rise to future tax benefits of approximately $2,000 as at September 30, 1999. To the extent not used, net operating loss carryforwards expire in varying amounts beginning in the year 2012. Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109). Under this method, deferred income taxes are determined based on differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end, and are measured based on enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. No provision for income taxes is included in the statement due to its immaterial amount.



--------------------------------------------------------------------------------
                                                                          Page 6

CAPSTRA CAPTIAL CORP. - 10QSB - Quarterly Report          Date Filed: 09/20/2000
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
                                                                          Page 7

CAPSTRA CAPTIAL CORP. - 10QSB - Quarterly Report          Date Filed: 09/20/2000
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
                                                                          Page 8

CAPSTRA CAPTIAL CORP. - 10QSB - Quarterly Report          Date Filed: 09/20/2000
--------------------------------------------------------------------------------

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

                                  CAPSTRA CAPITAL, CORP.



                                  By:      /s/ John MacKay
                                           John MacKay, President

Dated:  September 20, 2000


--------------------------------------------------------------------------------
                                                                          Page 9